Form 10-K
period 2006-12-31
SACO I Trust 2006-12
filed 2007-04-02
CIK 1383188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 333-131374-34

SACO I Trust 2006-12
(Exact name of issuing entity as specified in its charter)

BEAR STEARNS ASSET BACKED SECURITIES I LLC
(Exact name of registrant/depositor as specified in its charter)

EMC MORTGAGE CORPORATION
(Exact name of sponsor as specified in its charter)

Delaware	20-0842986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

383 Madison Avenue, New York, New York 10179
(Address of registrant’s principal executive offices)

(212) 272-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governances.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independences.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS UNDER REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
Not applicable.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
The consolidated audited financial statements of CIFG Assurance North America, Inc. ("CIFG"), a member of the CIFG Group of financial guaranty companies, which also includes CIFG Europe, a French insurance company licensed to do business in the European Union, and CIFG Guaranty, a dedicated French reinsurance corporation and subsidiaries, as of [December 31, 2006 and 2005, and or each of the years in the three-year period ended December 31, 2006].

Item 1117 of Regulation AB. Legal Proceedings.
None.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
None.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Item 15, exhibits (33) and (34)

GreenPoint has identified the following noncompliance with servicing criteria 1122(d)(l)(i), 1122(d)(2)(iv), and 1122(d)(3)(ii) applicable to the Platform during the year ended December 31, 2006 as follows:
1122(d)(l)(i) - GreenPoint did not institute policies and procedures to monitor performance or other triggers and events of defaults in accordance with the transaction agreements.
1122(d)(2)(iv) - GreenPoint did not establish separate P&I and T&I accounts for certain securitizations which allowed funds to be commingled in various custodial accounts.
1122(d)(3)(ii) - In certain situations where GreenPoint has received mortgage insurance proceeds prior to the liquidation of the related properties, the mortgage insurance proceeds were not remitted at the time of the next regularly scheduled remittance date as required by the transaction agreements, but instead remained in the related custodial account and were remitted at the time the REO liquidation proceeds were remitted to the Master Servicer.

Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicer's, GMAC Mortgage, LLC, Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that the Servicer was required to address under the terms of the related Servicing Agreement. The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statement provided under Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer.

Item 1123 of Regulation AB. Servicer Compliance Statement
See Item 15, exhibit (35)

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
1.0
The Underwriting Agreement, dated as of April 13, 2006 between Bear, Stearns & Co., Inc. as Underwriter and Bear Stearns Asset Backed Securities I LLC as Depositor and the related Terms Agreement to the Underwriting Agreement, dated as of December 18, between Bear, Stearns & Co., Inc. as Underwriter and Bear Stearns Asset Backed Securities I LLC as Depositor. (As previously filed on Form 8-K filed on January 10, 2007 and is hereby incorporated by reference into this report on Form 10-K)

3.1
Amended and Restated Trust Agreement, dated as of December 19, 2006, among Bear Stearns Asset Backed Securities I LLC, as Depositor, Wilmington Trust Company, as Owner Trustee and LaSalle Bank National Association, as Securities Administrator. (As previously filed on Form 8-K filed on January 10, 2007 and is hereby incorporated by reference into this report on Form 10-K)

4.1
Indenture, dated as of December 19, 2006, among SACO I Trust 2006-12, as Issuing Entity, LaSalle Bank National Association, as Securities Administrator and Citibank, N.A., as Indenture Trustee. (As previously filed on Form 8-K filed on January 10, 2007 and is hereby incorporated by reference into this report on Form 10-K)

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, GreenPoint Mortgage Funding, Inc., as servicing function participant
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC, as servicing function participant
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Bank, as servicing function participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GreenPoint Mortgage Funding, Inc., as servicing function participant
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC, as servicing function participant
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant
34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant
34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Bank, as servicing function participant
35(a)	Servicer compliance statement, LaSalle Bank National Association, as Master Servicer
35(b)	Servicer compliance statement, EMC Mortgage Corporation, as Company
35(c)	Servicer compliance statement, LaSalle Bank National Association, as Securities Administrator
35(d)	Servicer compliance statement, GreenPoint Mortgage Funding, Inc., as servicing function participant
35(e)	Servicer compliance statement, GMAC Mortgage, LLC, as servicing function participant
99.1
Sale and Servicing Agreement, dated as of December 19, 2006, among Bear Stearns Asset Backed Securities I LLC, as Depositor, SACO I Trust 2006-12, as Issuing Entity, Citibank, N.A., as Indenture Trustee, LaSalle Bank National Association, as Master Servicer and Securities Administrator and EMC Mortgage Corporation as Sponosor and Company. (As previously filed on Form 8-K filed on January 10, 2007 and is hereby incorporated by reference into this report on Form 10-K)

99.2
Administration Agreement, dated as of December 19, 2006, among SACO I Trust 2006-12, as Issuing Entity, LaSalle Bank National Association, as Securities Administrator, Wilmington Trust Company, as Owner Trustee and Bear Stearns Asset Backed Securities I LLC, as Depositor. (As previously filed on Form 8-K filed on January 10, 2007 and is hereby incorporated by reference into this report on Form 10-K)

99.3	Audited financial statements of CIFG Assurance North America, Inc., prepared in accordance with U.S. GAAP, as of December 31, 2006.

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(31) Rule 13a-14(d)/15d-14(d) Certifications.
(33) Reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	LaSalle Bank National Association, as Master Servicer
2.	EMC Mortgage Corporation, as Company
3.	LaSalle Bank National Association, as Securities Administrator and Custodian
4.	GreenPoint Mortgage Funding, Inc., as servicing function participant
5.	GMAC Mortgage, LLC, as servicing function participant
6.	LandAmerica Tax and Flood Services, Inc., as servicing function participant
7.	Assurant, Inc., as servicing function participant
8.	GMAC Bank, as servicing function participant
(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	LaSalle Bank National Association, as Master Servicer
2.	EMC Mortgage Corporation, as Company
3.	LaSalle Bank National Association, as Securities Administrator and Custodian
4.	GreenPoint Mortgage Funding, Inc., as servicing function participant
5.	GMAC Mortgage, LLC, as servicing function participant
6.	LandAmerica Tax and Flood Services, Inc., as servicing function participant
7.	Assurant, Inc., as servicing function participant
8.	GMAC Bank, as servicing function participant
(35) Servicer Compliance Statements:
1.	LaSalle Bank National Association, as Master Servicer
2.	EMC Mortgage Corporation, as Company
3.	LaSalle Bank National Association, as Securities Administrator
4.	GreenPoint Mortgage Funding, Inc., as servicing function participant
5.	GMAC Mortgage, LLC, as servicing function participant
(99.3)	Audited financial statements of CIFG Assurance North America, Inc., prepared in accordance with U.S. GAAP, as of December 31, 2006.

(c) Not Applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

LaSalle Bank National Association, as Master Servicer

March 29, 2007	/s/ Andrew Leszczynski
By: Andrew Leszczynski
Title: First Vice President

EXHIBIT INDEX
Exhibit Number	Description
1.0
The Underwriting Agreement, dated as of April 13, 2006 between Bear, Stearns & Co., Inc. as Underwriter and Bear Stearns Asset Backed Securities I LLC as Depositor and the related Terms Agreement to the Underwriting Agreement, dated as of December 18, between Bear, Stearns & Co., Inc. as Underwriter and Bear Stearns Asset Backed Securities I LLC as Depositor. (As previously filed on Form 8-K filed on January 10, 2007 and is hereby incorporated by reference into this report on Form 10-K)

3.1
Amended and Restated Trust Agreement, dated as of December 19, 2006, among Bear Stearns Asset Backed Securities I LLC, as Depositor, Wilmington Trust Company, as Owner Trustee and LaSalle Bank National Association, as Securities Administrator. (As previously filed on Form 8-K filed on January 10, 2007 and is hereby incorporated by reference into this report on Form 10-K)

4.1
Indenture, dated as of December 19, 2006, among SACO I Trust 2006-12, as Issuing Entity, LaSalle Bank National Association, as Securities Administrator and Citibank, N.A., as Indenture Trustee. (As previously filed on Form 8-K filed on January 10, 2007 and is hereby incorporated by reference into this report on Form 10-K)

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, GreenPoint Mortgage Funding, Inc., as servicing function participant
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC, as servicing function participant
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Bank, as servicing function participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GreenPoint Mortgage Funding, Inc., as servicing function participant
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC, as servicing function participant
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LandAmerica Tax and Flood Services, Inc., as servicing function participant
34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc., as servicing function participant
34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Bank, as servicing function participant
35(a)	Servicer compliance statement, LaSalle Bank National Association, as Master Servicer
35(b)	Servicer compliance statement, EMC Mortgage Corporation, as Company
35(c)	Servicer compliance statement, LaSalle Bank National Association, as Securities Administrator
35(d)	Servicer compliance statement, GreenPoint Mortgage Funding, Inc., as servicing function participant
35(e)	Servicer compliance statement, GMAC Mortgage, LLC, as servicing function participant
99.1
Sale and Servicing Agreement, dated as of December 19, 2006, among Bear Stearns Asset Backed Securities I LLC, as Depositor, SACO I Trust 2006-12, as Issuing Entity, Citibank, N.A., as Indenture Trustee, LaSalle Bank National Association, as Master Servicer and Securities Administrator and EMC Mortgage Corporation as Sponosor and Company. (As previously filed on Form 8-K filed on January 10, 2007 and is hereby incorporated by reference into this report on Form 10-K)

99.2
Administration Agreement, dated as of December 19, 2006, among SACO I Trust 2006-12, as Issuing Entity, LaSalle Bank National Association, as Securities Administrator, Wilmington Trust Company, as Owner Trustee and Bear Stearns Asset Backed Securities I LLC, as Depositor. (As previously filed on Form 8-K filed on January 10, 2007 and is hereby incorporated by reference into this report on Form 10-K)

99.3	Audited financial statements of CIFG Assurance North America, Inc., prepared in accordance with U.S. GAAP, as of December 31, 2006.